Form 10-K/A
period 2005-12-31
ABFC Asset-Backed Certificates, Series 2005-HE1
filed 2006-03-31
CIK 1322363

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2005.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Option One Mortgage Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Option One Mortgage Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


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

  Dated: March 31, 2006


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

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2005.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Option One Mortgage Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Option One Mortgage Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


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



     Date: March 31, 2006

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





  EX-99.3 (b)
(logo) OPTION ONE
M O R T G A G E

(logo) H&R BLOCK'

an H&R BLOCK company




March 10, 2006


Bank of America, N.A.
Hearst Tower
NC 1-027-21-04
Charlotte, North Carolina 28255
Attention: Bruce Good
Inv # 270 & 365



Re: Flow Sale and Servicing Agreement in connection with ABFC 2005-HE1 Trust ABFC Asset-Backed Certificates, Series 2005-HE1




Pursuant to Section 6.04 of the Flow Sale and Servicing Agreement, dated and effective as of April 29, 2004, among Bank of America, N.A., as Purchaser and Option One Mortgage Corporation, as Company and Seller, and Option One Owner Trust 2001-1A, Option One Owner Trust 2001-1B, Option One Owner Trust 2001-2, Option One Owner Trust 2002-3, Option One Owner Trust 2003-4, and Option One Owner Trust 2003-5, as Sellers (the "Servicing Agreement"), enclosed is the required officer's certificate of compliance.


If you have any questions, please contact Elizabeth Nguyen at (949) 727-8226 or email:Elizabeth.Nguyen@oomc.com




Option One Mortgage Corporation
6501 Irvine Center Drive
Irvine, CA 92618




www.optiononeonline.com
3 Ada Irvine California 92618 949.704.3600 Fax 949.790.7514



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